Form 10QSB
period 2006-09-30
Maverick Bancshares, Inc.
filed 2006-11-20
CIK 1363673

United States
Securities and Exchange Commission

Washington, D.C.  20549

_________________________

FORM 10QSB

☒ QUARTERLY REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐ TRANSITION REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

Commission File No. 33-134731

MAVERICK BANCSHARES, INC.

Texas (State or Other Jurisdiction of Incorporation or Organization)	84-1689550 (IRS Employer Identification No.)
5353 Alpha Road Dallas, Texas 75240 (Address of Principal Executive Offices)
214-432-3006 (Issuer's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [  ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of September 30, 2006, 10 shares of the Registrant's common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MAVERICK BANCSHARES, INC.

(a Development Stage Enterprise)

BALANCE SHEET
(UNAUDITED)
	September 30 2006	December 31, 2005
ASSETS

Cash	$ 35,919	$ 136,577
Escrow deposit	40,000	0
Equipment	7,966	0
Other assets	26,218	0

Total Assets	$ 110,103	$ 136,577

LIABILITIES AND STOCKHOLDERS' DEFICIT

Capital Advances	$ 145,000	$ 100,000
Investor contributions	180,000	180,000
Note Payable	450,000	0
Accrued Expense	16,808	0
Accrued Interest	20,406	0

Total Liabilities	812,214	280,000

Stockholders' deficit
Preferred stock, $1.00 par value, 5,000,000 shares authorized, no shares outstanding	0	0
Common stock, $0.01 par value, 20,000,000 shares authorized, 10 shares outstanding	1	0
Additional paid in capital	99	0
Accumulated deficit during development stage	(702,111)	(143,423)
	(702,011)	(143,423)
Less: stock subscription receivable	(100)	0
Total stockholders' deficit	(702,111)	(143,423)
Total liabilities and stockholders' deficit	$110,103	$136,577

See accompanying notes to financial statements.

MAVERICK BANCSHARES, INC.
(a Development Stage Enterprise)
Statement of Operations and Accumulated Deficit

	Cumulative During Development Stage	Nine Months Ended September 30,		Three Months Ended September 30,
	(July 11, 2005- September 30 2006)	2006	2005	2006	2005
Operating Expenses:
Auto allowances & expenses	$25,716	$ 22,015	$ -	$ 8,975	$ -
Bank charges	169	87	-	-	-
Charter expenses	24,155	-	4,963	-	4,963
Contract labor	282,772	231,522	-	90,522	-
Consulting fees	68,309	46,678	-	-	-
Dues and subscriptions	395	120	-	-	-
Health insurance expense	20,148	13,631	-	5,321	-
Interest	27,141	27,141	-	25,309	-
Legal and professional fees	174,209	174,209	-	83,180	-
Miscellaneous	35,343	29,842	-	19,755	-
Office expense	5,778	5,119	-	2,659	-
Rent	5,000	5,000	-	3,000	-
Salaries and related taxes	31,000	1,000	0	1,000	-
Telephone expense	2,976	2,324	-	740	-
Net loss	702,111	558,688	4,963	240,461	4,963
Accumulated deficit, beginning of period	-	-	-	-	-
Accumulated deficit, end of period	$ 702,111	$558,688	$ 4,963	$240,461	$ 4,963

See accompanying notes to financial statements.

MAVERICK BANCSHARES, INC.
(A Development Stage Enterprise)

Statement of Cash Flows
	Cumulative During Development Stage	For the nine months ended September 30,
	(July 11, 2005- September 30 2006)	2006	2005
Cash flows from operating activities:
Net loss	$ (702,111)	$ (558,688)	$ (4,963)
Increase in equipment	(7,966)	(7,966)
Increase in escrow deposits	(40,000)	(40,000)
Increase in other assets	(26,218)	(26,218)
Accrued expense	16,808	16,808
Increase in accrued interest payable	20,406	20,406	-

Net cash used in operating activities	(739,081)	(595,658)	(4,963)

Cash flows from investing activities:

Cash Flows from financing activities:
Proceeds from (payments to) organizers	180,000	-	10,000
Proceeds from capital advances	145,000	45,000	-
Proceeds from notes payable	450,000	450,000	-

Net cash provided	775,000	495,000	10,000

Net increase (decrease) in cash and cash equivalents	35,919	(100,658)	5,037

Cash and cash equivalents, beginning of period	-	136,577	-

Cash and cash equivalents, end of period	$35,919	$35,919	$ 5,037

Supplemental cash flow information
Cash paid for interest	$ 6,735	$ 6,735	$ -

Noncash transaction - issuance of common stock	$ 100	$ 100	$ -

See accompanying notes to financial statements.

MAVERICK BANCSHARES, INC.
(a Development Stage Enterprise)

Statement of Changes to Stockholders' Deficit

For the nine months ended September 30, 2006 and from inception to September 30, 2006
	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit (Restated)	Stock Subscriptions Receivable	Total (Restated)
Balance at July 11, 2005	$ -	$ -	$ -	$ -	$ -	$ -
Net loss for the period ended December 31, 2005	__________	__________	__________	(143,432)	__________	(143,432)
Balance at December 31, 2005	-	-	-	(143,423)	-	(143,423)
Sale of common stock, 10 shares (April 30, 2006)	-	1	99		(100)	0
Net loss nine month period ended September 30, 2006	__________	__________	__________	(558,688)	__________	(558,688)
Balance at September 30, 2006	$ -	$ 1	$ 99	$ (702,111)	$ (100)	$ (702,111)
At inception (July 11, 2005)	$ -	$ -	$ -	$ -	$ -	$ -
Net loss, from inception to September 30, 2006				(702,111)
Balance at September 30, 2006	$ -	$ 1	$ 99	$ (702,111)	$ (100)	$ (702,111)

See accompanying notes to financial statements.

MAVERICK BANCSHARES, INC.
DALLAS, TEXAS
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1 - BASIS OF PRESENTATION

       The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the prospectus dated August 22, 2006.

NOTE 2 - SUMMARY OF ORGANIZATION

       The Company is a proposed one-bank holding company with respect to a de novo bank, Maverick Bank (In Organization), Carrollton, Texas (the "Bank").  The Company filed applications with the Texas Department of Banking (the "TDB") to charter the Bank and with the Federal Deposit Insurance Corporation (the "FDIC") for federal deposit insurance.  Preliminary approvals of each of these applications has been received.  The Company expects to file an application with the Federal Reserve Bank of Dallas for prior approval to form a bank holding company within the next sixty days.

       The Company is a development stage enterprise as defined by the Financial Accounting Standards Board Statement No. 7, "Accounting and Reporting by Development Stage Enterprises," as it devotes substantially all its efforts to establishing a new business, its planned principal operations have not commenced and there has been no significant revenue from the planned principal operations.

Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operation.

       The following discussion and analysis provides information which the Company believes is relevant to an assessment and understanding of the Company's results of operations and financial condition.  This discussion should be read in conjunction with the financial statements and accompanying notes appearing in this report.

FORWARD-LOOKING STATEMENTS

       Certain of the statements contained in this report on Form 10-QSB that are not historical facts are forward looking statements relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management.

       The Company cautions readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements.  Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations.

       The Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section of the Company's Registration Statement (Registration No. 333-134731) as filed with the Securities and Exchange Commission and declared effective on August 22, 2006.

OVERVIEW

       Maverick Bancshares, Inc. (the "Company") was incorporated on July 11, 2005 to serve as a holding company for a proposed de novo bank, Maverick Bank (In Organization), Carrollton, Texas (the "Bank").  The Company is still in a development stage and will remain in that stage until the Bank opens for business.  Since its inception, the Company's main focus has been to organize the Company and the Bank, conduct the Company's initial public offering, applying to the Texas Department of Banking (the "TDB") for a bank charter, applying to the Federal Deposit Insurance Corporation (the "FDIC") for deposit insurance, conducting the sale of the Company's common stock, interviewing and hiring personnel, and preparing the locations from which the Company and the Bank will operate.

       The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "SEC"), which Registration Statement became effective August 22, 2006.  Pursuant to the Registration Statement, a minimum of 1,300,000 shares of the Company's common stock, $.01 par value per share, and a maximum of 2,000,000 shares of common stock were registered for sale at an offering price of $10.00 per share.  As of the date of this report, subscribers and proposed subscribers have either indicated their intention to subscribe or have actually subscribed to 404,550 shares, corresponding to gross subscription proceeds of $4,045,500.

FINANCIAL RESULTS

       For the nine-month period ended September 30, 2006, the net loss amounted to $558,688.  For the nine-month period ended September 30, 2006, the primary expenses were contract labor ($231,522), legal/professional fees ($174,209) and consulting fees ($46,678).  Because the Company is in the organizational stage, it has no operations from which to generate revenues.   The Company has included comparable financial information for the nine-month period ended September 30, 2005 and for the period since inception on July 11, 2005 to September 30, 2006.

       For the three-month period ended September 30, 2006, the net loss amounted to $240,461. For the three-month period ended September 30, 2006, the primary expenses were contract labor ($90,522) and legal/professional fees ($83,180). Because the Company is in the organizational stage, it has no operations from which to generate revenues.   The Company has included comparable financial information for the three-month period ended September 30, 2005.

       Initially, the Bank anticipates deriving its revenues principally from interest charged on loans and, to a lesser extent, from interest earned on investments, fees received in connection with the origination of loans and other miscellaneous fees and service charges.  Its principal expenses are anticipated to be interest expense on deposits and operating expenses.  The funds for these activities are anticipated to be provided principally by operating revenues, deposit growth, purchases of federal funds from other banks, sale of loans and investment securities, and partial or full repayment of loans by borrowers.

       The Bank's operations will depend substantially on its net interest income, which is the difference between the interest income earned on its loans and other assets and the interest expense paid on its deposits and other borrowings.  This difference is largely affected by changes in market interest rates, credit policies of monetary authorities, and other local, national or international economic factors which are beyond the Bank's ability to predict or control.  Large moves in interest rates may decrease or eliminate the Bank's profitability.

FUNDING OF OPERATIONS AND LIQUIDITY

       The Company's operations from inception through September 30, 2006 have been funded from advances made by its organizers as well as advances from a line of credit from Nexity Bank.  To date, the organizers have advanced $325,000 to the Company.  As of September 30, 2006, the Company was advanced $425,000 on the line of credit. The Company believes that the proceeds to be raised during the initial public offering will provide sufficient capital to support the growth of both the Company and the Bank for their initial years of operations.  The Company does not anticipate that it will need to raise additional funds to meet expenditures required to operate its business or that of the Bank over the initial twelve months after a successful offering; all anticipated material expenditures during that period are expected to be provided for out of the proceeds of the Company's initial public offering.

CAPITAL EXPENDITURES

       There have been no significant capital expenditures undertaken by the Company.  As of September 30, 2006, the Company had purchased equipment having an aggregate cost of $7,966.  In addition, the Company has expended $40,000 in good faith deposit fees in connection with a contract to purchase the unimproved real estate on which it will construct its executive office and the Bank's main banking facility. Unless further extended, the contract provides for a closing on December 12, 2006.

Item 3.  Controls and Procedures

       The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation and as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to information required to be disclosed in its reports that the Company files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes in the Company's internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending litigation.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Shareholders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAVERICK BANCSHARES, INC.
Date: November 16, 2006	By: /S/ Wayne M. Woodruff Wayne M. Woodruff President and Chief Executive Officer (Principal Executive Officer)
Date: November 16, 2006	By: /S/ Russell Tackett Russell L. Tackett Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)